Form 10-K
period 2023-12-31
Volkswagen Auto Loan Enhanced Trust 2023-1; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2024-03-27
CIK 1976946, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

333-269194-01

(Commission File Number of Issuing Entity)

Volkswagen Auto Loan Enhanced Trust 2023-1

(Exact name of Issuing Entity as specified in its charter)

Central Index Key Number of Issuing Entity: 0001976946

Volkswagen Auto Lease/Loan Underwritten Funding, LLC

(Exact name of Depositor as specified in its charter)

Central Index Key Number of Depositor: 0001182534

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Securitizer: 0000833733

State of Delaware	35-7370702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of Registrant)	Identification No. of Registrant)

1950 Opportunity Way, Suite 1500	20190
Reston, Virginia	(Zip Code of Registrant)
(Address of principal executive offices of Registrant)

(703) 364-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☒	Smaller reporting company: ☐

Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Not Applicable

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

Documents incorporated by reference: None

FORM 10-K

PART 1

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 1	Business.

(B)	Item 1A	Risk Factors and Item 1C, Cybersecurity.

(C)	Item 2	Properties.

(D)	Item 3	Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6	Selected Financial Data.
(C)	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8	Financial Statements and Supplementary Data.
(F)	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A	Controls and Procedures.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 10	Directors, Executive Officers and Corporate Governance.

(B)	Item 11	Executive Compensation.

(C)	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13	Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14	Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

Item 16. Form 10-K Summary.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

VW Credit, Inc. ("VW Credit") and its affiliates are parties to, or are periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information gathering requests by various federal, state and local government authorities.

Since 2015, when the EPA issued Notices of Violation relating to irregularities that had been discovered in the software installed in turbocharged direct injection (TDI) vehicles (the “Affected Vehicles”), Volkswagen Aktiengesellschaft (“Volkswagen AG”) and its affiliates (collectively, “Volkswagen Group Companies”), including VW Credit, have been the subject of intense scrutiny, ongoing investigations (civil and criminal) and civil litigation relating to Affected Vehicles in the United States, Germany and the rest of the world, including lawsuits by the EPA, the U.S. Department of Justice and the attorneys general of numerous states, as well as several private civil lawsuits brought by owners and lessees of Affected Vehicles and dealers. In addition, Volkswagen Group Companies have received subpoenas and inquiries from state attorneys general and other governmental and regulatory authorities and are responding to such investigations and inquiries, including in areas relating to securities, financing and tax.

One such legal action to which VW Credit was subject is a civil action brought by the SEC pursuant to a complaint filed in the U.S. District Court for the Northern District of California on March 14, 2019. The complaint alleged that VW Credit, its indirect 100% parent, Volkswagen AG, an affiliate, Volkswagen Group of America Finance, LLC, and the former Chief Executive Officer of Volkswagen AG, Martin Winterkorn, violated certain provisions of the U.S. federal securities laws by selling certain bonds and asset-based securities without disclosure concerning the existence of defeat devices, as defined under U.S. law, in certain diesel vehicles, and related exposures.

On August 20, 2020, the U.S. District Court for the Northern District of California granted in part the Volkswagen defendants’ motion to dismiss the complaint, dismissing all claims against VW Credit related to its issuance of automotive asset-backed securities (“ABS”). With respect to VW Credit, the court held that the SEC’s claims had already been released by virtue of Volkswagen AG and Volkswagen Group of America Inc.’s settlement with the U.S. Department of Justice for claims made under the Financial Institutions Reform, Recovery and Enforcement Act, 12 U.S.C. § 1833a, related to VW Credit and the ABS.

On September 4, 2020, the SEC filed an amended complaint and removed its claims against VW Credit. On December 7, 2020, the Volkswagen Group Companies named in the amended complaint filed an answer to the operative complaint denying liability for the claims asserted by the SEC and raising affirmative defenses. On March 1, 2024, Volkswagen Group of America Finance, LLC submitted to the SEC an executed consent to enter into a final judgment, without admitting or denying the allegations of the SEC’s amended complaint, which requires, among other things, payment in the amount of $48,750,000, and approval by the Commissioners of the SEC and the court. If the court enters the final judgment, the SEC has agreed to file a stipulation of dismissal with prejudice as to the remaining defendants, Volkswagen AG and Martin Winterkorn. The proposed final judgment, along with the subsequently filed stipulation, would fully resolve the SEC’s claims against all defendants in this lawsuit. Should the court decline to enter the proposed final judgment, the parties agree that Volkswagen Group of America Finance, LLC’s consent shall be withdrawn, and that neither party will be bound to it.

The Volkswagen Group Companies cannot predict the ultimate outcome or timing of any resolution with the SEC, or the effect on their business, prospects, operating results and financial condition.

From 2015 to 2023, the Volkswagen Group Companies recognized over €30 billion in expenses directly related to the diesel issue. Work in respect of the legal proceedings that are still pending in the United States and the rest of the world is ongoing and is expected to continue for some time. Ongoing and potential further legal proceedings related to the diesel issue could result in considerable further legal and other expenses.

Indenture Trustee Litigation

U.S. Bank Trust Company, National Association, as the Indenture Trustee, has provided the following information for inclusion in this report on Form 10-K:

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Except as described above, no legal proceedings are pending against any of VW Credit, Inc. (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator of Volkswagen Auto Loan Enhanced Trust 2023-1 (the “Issuing Entity”)), Volkswagen Auto Lease/Loan Underwritten Funding, LLC (the “Depositor”), U.S. Bank Trust Company, National Association (the “Indenture Trustee”), Citicorp Trust Delaware, National Association (the “Issuer Delaware Trustee”), Citibank, N.A. (the “Owner Trustee”), or the Issuing Entity or of which any property of the foregoing is the subject that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicer complied in all material respects with the servicing criteria applicable to it.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

EXHIBIT INDEX

Exhibit 31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank Trust Company, National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly US, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of U.S. Bank Trust Company, National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2024

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2023-1

By: VW Credit, Inc., as Servicer

By:	/s/ Garett Miles
Garett Miles Head of Securitization and Assistant Treasurer
(senior officer in charge of the servicing function)