Form 10-K
period 2024-12-31
Volkswagen Auto Loan Enhanced Trust 2023-1; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2025-03-28
CIK 1976946, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6	[Reserved]
(C)	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8	Financial Statements and Supplementary Data.
(F)	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A	Controls and Procedures.

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

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

Except as described below, no legal proceedings are pending against any of VW Credit, Inc. (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator of Volkswagen Auto Loan Enhanced Trust 2023-1 (the “Issuing Entity”)), Volkswagen Auto Lease/Loan Underwritten Funding, LLC (the “Depositor”), U.S. Bank Trust Company, National Association (the “Indenture Trustee”), Citicorp Trust Delaware, National Association (the “Issuer Delaware Trustee”), Citibank, N.A. (the “Owner Trustee”), or the Issuing Entity or of which any property of the foregoing is the subject that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

VW Credit and its affiliates are parties to, or are periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information gathering requests by various federal, state and local government authorities.

Indenture Trustee Litigation

U.S. Bank Trust Company, National Association, as the Indenture Trustee, has provided the following information for inclusion in this report on Form 10-K:

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

EXHIBIT INDEX

Exhibit 31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank Trust Company, National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly US, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of U.S. Bank Trust Company, National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2025

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2023-1

By: VW Credit, Inc., as Servicer

By:	/s/ Garett Miles
Garett Miles Head of Securitization and Assistant Treasurer
(senior officer in charge of the servicing function)