Form 10-K
period 2025-12-31
Volkswagen Auto Loan Enhanced Trust 2023-1; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2026-03-26
CIK 1976946, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

EXHIBIT INDEX

Exhibit 31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank Trust Company, National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly US, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of U.S. Bank Trust Company, National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2026

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2023-1

By: VW Credit, Inc., as Servicer

By:	/s/ Garett Miles
Garett Miles Head of Securitization and Assistant Treasurer
(senior officer in charge of the servicing function)